Form 10-K
period 2024-03-31
Honda Auto Receivables 2023-3 Owner Trust
filed 2024-06-21
CIK 1985449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

333-261436-05

(Commission File Number of issuing entity)

Honda Auto Receivables 2023-3 Owner Trust

(Exact name of issuing entity specified in its charter)

Central Index Key Number of issuing entity: 0001985449

333-261436
(Commission File Number of depositor)

American Honda Receivables LLC

(Exact name of depositor as specified in its charter)

Central Index Key Number of depositor: 0000890975

American Honda Finance Corporation

(Exact name of sponsor as specified in its charter)

Central Index Key Number of sponsor: 0000864270

Delaware	93-6541045
(State or other jurisdiction of organization of the issuing entity)	(I.R.S. Employer Identification No.)

c/o American Honda Receivables LLC 1919 Torrance Blvd., Torrance, CA	90501
(Address of principal executive offices of the issuing entity)	(Zip Code)

(310) 972-2288

(Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☐
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Registrant has no voting or non-voting class of common equity outstanding and held by nonaffiliates as of the date of this report, or as of the last business day of the registrant’s most recently completed second fiscal quarter.

PART I

The following items have been omitted in accordance with General Instruction J to Form 10-K:

(a)
Item 1, Business
(b)
Item 1A, Risk Factors and Item 1C, Cyber Security
(c)
Item 2, Properties
(d)
Item 3, Legal Proceedings

Item 1B. Unresolved Staff Comments.

Not applicable

Item 4. Mine Safety Disclosures.

Reserved

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

No single obligor represents more than 10% of the pool assets held by Honda Auto Receivables 2023-3 Owner Trust (the “Trust”).

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers).

No entity or group of affiliated entities provides any external credit enhancement or other support with respect to either payment on the pool assets held by the Trust or payments on the notes (the “Notes”) or certificates (the “Certificates”) issued by the Trust.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments that are used to alter the payment characteristics of the cashflows from the Trust.

Item 1117 of Regulation AB. Legal Proceedings.

No legal proceedings are pending, and no proceedings are known to be contemplated by governmental authorities, against any of the following companies: American Honda Finance Corporation (the “Sponsor”), American Honda Receivables LLC (the “Depositor”), or the Trust, or of which any property of the foregoing is the subject, that are or would be material to holders of the Notes or the Certificates.

Citibank, N.A. (the “Indenture Trustee”) reports that there are no legal proceedings to disclose at this time.

The Bank of New York Mellon (the “Owner Trustee”) and BNY Mellon Trust of Delaware (the “Delaware Trustee”) has provided the information contained in the following paragraphs for purposes of compliance with Regulation AB.

In the ordinary course of business, The Bank of New York Mellon, The Bank of New York Mellon Trust Company, N.A., and BNY Mellon Trust of Delaware (collectively, “BNY Mellon”) are named as a defendant in legal actions. In connection with its role as trustee of certain residential mortgage-backed securitization (“RMBS”) transactions, BNY Mellon has been named as a defendant in a number of legal actions brought by RMBS investors. These lawsuits allege that the trustee had expansive duties under the governing agreements, including the duty to investigate and pursue breach of representation and warranty claims against other parties to the RMBS transactions. While it is inherently difficult to predict the eventual outcomes of pending actions, BNY Mellon denies liability and intends to defend the litigations vigorously.

PART II

The following items have been omitted in accordance with General Instruction J to Form 10-K:

(a)
Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(b)
Item 6, Reserved
(c)
Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations
(d)
Item 7A, Quantitative and Qualitative Disclosures About Market Risk
(e)
Item 8, Financial Statements and Supplementary Data
(f)
Item 9, Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
(g)
Item 9A, Controls and Procedures

Item 9B. Other Information.

Nothing to report.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

The following items have been omitted in accordance with General Instruction J to Form 10-K:

(a)
Item 10, Directors, Executive Officers and Corporate Governance
(b)
Item 11, Executive Compensation
(c)
Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
(d)
Item 13, Certain Relationships and Related Transactions, and Director Independence
(e)
Item 14, Principal Accountant Fees and Services

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

Information contemplated by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on Instruction to Item 1119 of Regulation AB.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

The Sponsor (in its role as servicer) and the Indenture Trustee (together, the “Servicing Parties”) have each been identified by the registrant as a party participating in the servicing function with respect to the asset pool held by the Trust. Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a “Servicing Report”), which Servicing Reports are attached as exhibits to this Form 10-K. In addition, each of the Servicing Parties has provided an attestation report (each, an “Attestation Report”) by one or more registered public accounting firms, which Attestation Reports are also attached as exhibits to this Form 10-K. Neither of the Servicing Reports prepared by the Sponsor or the Indenture Trustee, or the Attestation Reports provided by the Sponsor or the Indenture Trustee, has identified any material instance of noncompliance with the servicing criteria applicable to the respective Servicing Party.

Item 1123 of Regulation AB. Servicer Compliance Statement.

The Sponsor (in its role as servicer) has been identified by the registrant as a servicer with respect to the asset pool held by the Trust. The Sponsor has completed a statement of compliance with applicable servicing criteria (a “Compliance Statement”), signed by an authorized officer of the Sponsor. The Compliance Statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Not applicable.

(a)(2) Not applicable.

(a)(3) The exhibits filed in response to Item 601 of Regulation S-K are listed in Item 15(b) below.

(b) Exhibits required by Item 601 of Regulation S-K.

The exhibits listed below are either included or incorporated by reference as indicated:

Exhibit	Description

Exhibit 3.1

Certificate of Formation of the Depositor, filed with the secretary of state of Delaware on March 16, 2011, incorporated by reference to Amendment No. 1 to Registration Statement on Form S-3 (Reg. No. 333-173202), filed with the SEC by the Depositor on April 25, 2011.

Exhibit 3.2

Limited Liability Company Agreement of the Depositor, in effect since March 28, 2011, incorporated by reference to Amendment No. 1 to Registration Statement on Form S-3 (Reg. No. 333-173202), filed with the SEC by the Depositor on April 25, 2011.

Exhibit 4.1

Indenture, dated August 22, 2023, between Honda Auto Receivables 2023-3 Owner Trust and Citibank, N.A., as indenture trustee, incorporated by reference to Exhibit 4.1 on Form 8-K dated August 22, 2023, and filed by the registrant on August 22, 2023.

Exhibit 10.1

Receivables Purchase Agreement, dated August 22, 2023, between American Honda Finance Corporation and American Honda Receivables LLC, incorporated by reference to Exhibit 10.1 on Form 8-K dated August 22, 2023, and filed by the registrant on August 22, 2023.

Exhibit 10.2

Sale and Servicing Agreement, dated August 22, 2023, among Honda Auto Receivables 2023-3 Owner Trust, American Honda Receivables LLC and American Honda Finance Corporation, and acknowledged and accepted by Citibank, N.A., incorporated by reference to Exhibit 10.2 on Form 8-K dated August 22, 2023, and filed by the registrant on August 22, 2023.

Exhibit 10.3

Administration Agreement, dated August 22, 2023, among Honda Auto Receivables 2023-3 Owner Trust, American Honda Finance Corporation, American Honda Receivables LLC and Citibank, N.A., as indenture trustee, incorporated by reference to Exhibit 10.3 on Form 8-K dated August 22, 2023, and filed by the registrant on August 22, 2023.

Exhibit 10.4

Amended and Restated Trust Agreement, dated August 22, 2023, among American Honda Receivables LLC, The Bank of New York Mellon, as owner trustee, and BNY Mellon Trust of Delaware, as Delaware trustee, incorporated by reference to Exhibit 10.4 on Form 8-K dated August 22, 2023, and filed by the registrant on August 22, 2023.

Exhibit 10.5

Asset Representations Review Agreement, dated August 22, 2023, among Honda Auto Receivables 2023-3 Owner Trust, American Honda Finance Corporation, and Clayton Fixed Income Services LLC, as asset representations reviewer, incorporated by reference to Exhibit 10.5 on Form 8-K dated August 22, 2023, and filed by the registrant on August 22, 2023.

Exhibit 31.1	Certification of senior officer in charge of the servicing function of the servicer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of American Honda Finance Corporation.

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Citibank, N.A.

Exhibit 34.1	Attestation Report on Compliance with Servicing Criteria for Asset-Backed Securities of KPMG LLP, on behalf of American Honda Finance Corporation.

Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of KPMG LLP, on behalf of Citibank, N.A.

Exhibit 35.1	Servicing Compliance Statement of American Honda Finance Corporation.

(c) Not applicable.

Item 16. Form 10-K Summary.

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Honda Auto Receivables 2023-3 Owner Trust

	By:	American Honda Finance Corporation, as Servicer

	By:	/s/ Paul C. Honda
Paul C. Honda
Date: June 21, 2024		Vice President and Assistant Secretary (senior officer in charge of the servicing function)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report to security holders, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders or is anticipated to be furnished to security holders subsequent to the filing of this annual report on Form 10-K.